Form 10-K
period 1999-12-31
BANC ONE HELOC 1999-1
filed 2000-09-13
CIK 1091960

SECURITIES AND EXCHANGE COMMISSION
		"      Washington, D.C.  20549"

			FORM 10-K



		Pursuant to Section 13 or 15(d) of the
		    Securities Exchange Act of 1934


(Mark One)
[ x	] Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
"For the fiscal year ended DECEMBER 31, 1999"

_______________________________		 or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
	  Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-59845-01

	BANC ONE HELOC TRUST 1999-1
(Exact name of registrant as specified in its charter)

       United States		 		36-7282500
(State or other jurisdiction			(I.R.S. Employer
of incorporation or organization)		 Identification No.)

"c/o Bank One, National Association"
"Corporate Trust Services Division"
"9th Floor, 1 N. State Street"
"Chicago, IL"

(Address of Principal Executive Offices)

60670
(Zip Code)

"Registrant's telephone number, including area code:"	(312) 336-9730

Securities registered pursuant to Section 12(b) of the Act
	      NONE
Securities registered pursuant to Section 12(g) of the Act


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant "was required to file such reports), and (2) has been subject to such filing" requirements for the past 90 days.
	 Yes	  X No *
	"  * The closing date for the transaction was in June, 1999"

		                 PART I

Item 2. Properties
	Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
	There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
	   There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There are less than 300 participants in the DTC system holding positions in the Cede certificates.
	The following were Noteholders and Certificateholders of record
	as of the end of the reporting year.
	Banc One Home Equity Loan Trust:
	Series 1999-1 Certificate		Cede & Co.



	There is no established public trading market for the notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosures:		 Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and Management
	The Notes are represented by one or more notes registered in the name of "of Cede & Co., the nominee of The Depository Trust Company. An investor" holding Notes is not entitled to receive a certificate representing such "Note, except in limited circumstances. Accordingly, Cede & Co. is the " "sole holder of Notes, which it holds on behalf of brokers, dealers," banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers.

	The address of Cede & Co. is:
	Cede & Co.
	c/o The Depository Trust Company
	Seven Hanover Square
	"New York, New York 10004"

Item 13.  Certain Relationships and Related Transactions.
	"There has not been, and there is not currently proposed, any transactions"
	"or series or transactions, to which any of the Trust, the Registrant,"
	"the Trustee or the Servicer is a party with any Noteholder who, to the"
	"knowledge of the Registrant and Servicer, owns of record or beneficially"
	more than five percent of the Notes.


"Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K"

	(a) 1.  Not Applicable
	      2.  Not Applicable
	      3.  Exhibits
	           99.1  Annual Summary Statement
	           99.2  Annual Statement as to Compliance.
	           99.3  Annual Independent Public
	                    Accountant's Servicing Report.

	(b)   Reports on Form 8-K
	The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:

	"July 20, 1999, August 20, 1999, September 20, 1999;"
	"October 20, 1999, November 22, 1999, and December 20, 1999."

	(c)    See (a) 3 above

	(d)    Not Applicable



		SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities "Exchange Act of 1934, the registrant has duly caused this report to be " signed on its behalf by the undersigned thereunto duly authorized.

BANC ONE HELOC TRUST
Banc One Home Equity Loan Trust Series 1999-1

	/s/  Keith Richardson
		Bank One



"Date - September 12, 2000"


		EXHIBIT INDEX

	Exhibit Number	Description
	         99.1	Annual Summary Statement
	         99.2	Annual Statement of Compliance
	         99.3	Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year
"       Amounts for the period ending December 31, 1999"

	BANC ONE HELOC TRUST
	Banc One Home Equity Loan Trust Series 1999-1
           Summary of Aggregate Amounts or End of Year Amounts


	Pool Balance		       475,282,876.96 	(1)
	Principal Collections, net *	34,392,114.24 	(1)
	Liquidatation Loss		   530,206.75 	(1)
	Interest Collections		26,550,610.90 	(1)
	Servicer Fees			 1,088,407.90	(2)
	Credit Enhancement Fees		   266,909.71 	(2)

	 * Net additional balances

	(1) Through 12/31/1999
	(2) Does not include the 1/20/00 Payment

				Number  Stated Principal Balance
	30-59 days deliquent	94	$2,149,666.00
	60-89 days deliquent	19	$440,017.00
	90+ days deliquent	16	$340,211.00
	REO Properties		0	$      0.00



	Principal and Interest Paid in 1999 and Balance as of 12/20/99:

			 Balance 	 Interest  	Principal

	Certificate	466,564,487.12  13,521,630.23  33,435,512.88

	EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance

BANK ONE, NATIONAL ASSOCIATION

Annual Officer's Certificate of the Servicer
Pursuant to Section 3.09(a) of the
Pooling and Servicing Agreement


	The undersigned, duly authorized representatives of Bank One, National Association, as servicer (the "Servicer"), pursuant to Section 3.09(a) of the Pooling and Servicing Agreement dated as of May 31, 1999 (the
"Agreement") between Banc One ABS Corporation, as depositor (the "Depositor"), the Servicer and The Bank of New York, as trustee (the "Trustee"), do hereby certify as follows:

(1) All terms used herein that are defined in the Agreement shall have the meanings provided in the Agreement, unless otherwise defined herein.

(2) The undersigned are officers of the Servicer who are duly authorized pursuant to the Agreement to execute and deliver this Certificate.

(3) A review of the activities of the Servicer during the period from May 31, 1999 to December 31, 1999 (the "Servicing Period") and of its performance under the Agreement has been made under our supervision.

(4) Based on such review, the Servicer has, to the best of our knowledge, fulfilled all of its material obligations under the Agreement throughout the Servicing Period except as set forth in paragraph (5) below.

(5) The following is a brief description of each default in the fulfillment of the Servicer's obligations under the Agreement known to us to have been made by the Servicer during the Servicing Period, which sets forth in detail (i) the nature of each such default and (ii) the current status of each such default:
 "None".

IN WITNESS WHEREOF, the Servicer has caused this Certificate to be executed by the undersigned duly authorized officers as of December 31, 1999.

	Bank One, National Association, as Servicer


	By:	 /s/ Tracie Klein
	Name:	Tracie Klein
	Title:	Vice President


	By:	/s/ Kim D. Greaves
	Name:	Kim D. Greaves
	Title:	Senior Vice President


       EXHIBIT 99.3 -- Report of Independent Auditors

[Letterhead of Arthur Andersen]

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Bank One, National Association:

We have examined management's assertion about Bank One, National Association's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mort-gage Bankers (USAP) as it relates to the Banc One HELOC Asset Backed Certificates 1999-1 (the "Certificates"), as of and for the seven months ended
 December 31, 1999, included in the accompanying management assertion. Manage-ment is responsible for Bank One, National Association's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Bank One, National Association's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances as related to the Certificates. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Bank One, National Association's compliance with the minimum servicing standards.

In our opinion, management's assertion that Bank One, National Association complied with the aforementioned minimum servicing standards as they relate to the Certificates, as of and for the seven months ended December 31, 1999, is fairly stated, in all material respects.


						/s/ Arthur Andersen LLP

Chicago, Illinois
May 22, 2000