Form 10-K
BANC ONE HELOC 1999-1
filed 2002-03-13
CIK 1091960

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                  FORM 10-K



                  Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2001

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

c/o Bank One, National Association Corporate Trust Services Division
9th Floor, 1  N State Street   Chicago, IL         60670

(Address of Principal Executive Offices)            (Zip Code)

Registrant's telephone number, including area code:312-336-9730

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There were less than 300 participants in the DTC system holding positions in the Cede certificates.
  The following were Noteholders and Certificateholders of record as of the end of the reporting year.
  Banc One Home Equity Loan Trust

  Series 1999-1  Class CertificateCede & Co


















































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

  (b)   Reports on Form 8-K
  The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
  January 22, 2001; February 20, 2001; March 20, 2001
  April 20, 2001; May 21, 2001; June 20, 2001
  July 20, 2001; August 20, 2001; September 20, 2001
  October 22, 2001; November 20, 2001; December 20, 2001
  (c)    See (a) 3 above

  (d)    Not Applicable



                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banc One Home Equity Loan Trust
 Series 1999-1

  /s/  Keith Richardson,  Vice President
     Bank One, NA



Date:  March 31, 2002


                  EXHIBIT INDEX

  Exhibit Number  Description
           99.1   Annual Summary Statement
           99.2   Annual Statement of Compliance
           99.3   Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2001

  Banc One Home Equity Loan Trust
   Series 1999-1
              Summary of Aggregate Amounts or End of Year Amounts

  Pool Balance                     $274,579,594.54
  Principal Collections            $125,756,697.56
  Realized Loss                      $1,676,794.84
  Gross Interest Collections (1)
  Servicer Fees                      $1,717,284.30
  Trustee Fees

  (1) Includes prepayment premiums if applicable.

  Deliquency Information
                  Number          Stated Principal Bal
  30-59 days                  131    $3,873,553.00
  60-89 days                   53    $1,590,261.00
  90+ days                     91    $3,167,230.00
  Foreclosures
  Bankruptcies
  REO Properties                0            $0.00


  Certificate     Balance         Interest         Principal

  Certificate     $256,379,902.41   $15,494,139.64 $127,700,596.94




























       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
  To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
  To be supplied upon receipt by the Trustee