Form 10-K
BANC ONE HELOC 1999-1
filed 2003-04-15
CIK 1091960

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-K



                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2002

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

c/o Bank One, NA Global Corporate Trust Services
55 West Monroe St.
IL1-0481
Chicago, IL  60670
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:           312-336-9730

HELOC Asset-Backed Certificates, Series 1999-1
(Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      X - Yes       No


                                     PART I
Item 1.	Business
Available Information: BANK ONE CORPORATION, the parent corporation of Bank One, National Association, has an Internet website at www.bankone.com
which includes certain Trust reports.   Electronic copies of the Trust's annual
report on Form 10-K and current reports on Form 8-K are available free of charge by visiting the "Investor Relations" section of www.bankone.com. The reports can be found under "Asset Backed Securities" in the Investor Relations section of the website. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission.

Item 2.  Properties
      Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
      There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters The HELOC Asset-Backed Certificates, Series 1999-1 (the "Certificates")
representing investors' interests in the Trust are held and delivered in book-entry form through the facilities of the Depository Trust Company ("DTC"), a 'clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. The Certificates are held in the name of Cede & Co., the nominee of DTC. The records of DTC indicate that as of December 31, 2002, there were 9 participants holding a position in the Certificates.


Item 6.  Selected Financial Data.

      Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Not applicable.

Item 8.  Financial Statements and Supplementary Data.

      Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and

      Not applicable.



			 PART III

Item 10.  Directors and Executive Officers of the Registrant

      Not applicable.

Item 11.  Executive Compensation

      Not applicable.

                                    PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and Management
      The Certificates are represented by one or more certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company. An investor holding Certificates is not entitled to receive a certificate representing such Certificates, except in limited circumstances.
Accordingly, Cede & Co. is the sole holder of the Certificates, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Certificates for their own accounts or for the accounts of their customers. The following table, based on information provided to the Trust by DTC, sets forth the identity of each DTC participant that holds a position in the Certificates in excess of 5% at December 31, 2002.

				Number of		% of
				Certificates	Ownership

JPMorgan Chase Bank                                 272,300             54.46%
Proxy/Class Actions/Bankruptcy
14201 Dallas Parkway
Dallas, TX  75254

State Street Bank and Trust Company                 63,750             12.75%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171

Bank of New York (The)                               61,250             12.25%
One Wall Street
New York, NY 10286

Commerz Bank Capital Markets Corporation             30,000              6.00%
1251 Avenue of the Americas
New York, NY 10020

Item 13.  Certain Relationships and Related Transactions.
     None.


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1.  Not Applicable
            2.  Not Applicable
            3.  Exhibits
                 99.1  Annual Summary Statement
                 99.2  Annual Statement as to Compliance.
                 99.3  Annual Independent Public
                          Accountant's Servicing Report.

      (b)   Reports on Form 8-K
      The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
      January 22, 2002; February 20, 2002; March 20, 2002
      April 22, 2002; May 20, 2002; June 20, 2002
      July 22, 2002; August 20, 2002; September 20, 2002
      October 21, 2002; November 20, 2002; December 20, 2002
      (c)    See (a) 3 above

      (d)    Not Applicable



                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 11, 2003.

Bank One, National Association
 As Servicer for Banc One HELOC Trust 1999-1

					By:	/s/ Jeffrey T. Rigg
						Name: Jeffrey T. Rigg
						Title: Senior Vice President





..

	Signature					Title


/s/ Jonathon D. Dargusch*			Director
Jonathon D. Dargusch

/s/ Jean Hilliard*				Director
Jean Hilliard

/s/ Melissa P. Ingwersen*			Director and President
Melissa P. Ingwersen

/s/ William C.Leiter*				Director
William C. Leiter

/s/ Stephen M. Samford*			Director and Chairman
Stephen M. Samford

Date:  April 11, 2003

* The undersigned, by signing his or her name hereto, does sign this Form 10-K on behalf of each of the above-indicated officers and directors of the Servicer pursuant to the power of attorney signed by such officers and directors.

By: /s/ Jeffrey T. Rigg
							Attorney-in-Fact

Certification

I, Jeffrey Rigg, the senior officer for securitization servicing of Bank One, National Association, a national banking association which serves as servicer for the Banc One HELOC Trust 1999-1, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Banc One HELOC Trust 1999-1;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

Dated: April 11, 2003:


/s/ Jeffrey T. Rigg
Name: Jeffrey T. Rigg
Title: Senior Officer for Securitization Servicing and Senior Vice President




                    EXHIBIT INDEX

      Exhibit NumberDescription
               99.1 Annual Summary Statement
               99.2 Annual Statement of Compliance
               99.3 Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2002

      Banc One Home Equity Loan Trust
       Series 1999-1

Statement to Certificateholders (Page 1 of 2)
Distribution Date: 12/20/02
INVESTOR CERTIFICATES DISTRIBUTION SUMMARY
(PER $1000 ORIGINAL PRINCIPAL AMOUNT)
A. INTEREST & PRINCIPAL DISTRIBUTIONS TO INVESTORS
 Principal    80,069,450.85
   Interest            4,538,280.08
Investor Certificate Interest Distributed 9.07656
Investor Certificate Interest Shortfall Distributed 0.000000 Remaining Unpaid Investor Certificate Interest Shortfall 0.000000 Managed Amortization Period ? (Yes=1; No=0) 1
Investors Certificate Principal Distributed 160.138902
Principal Distribution Amount 160.039079
Maximum Principal Payment 19.890675
Alternative Principal Payment 160.039079
Principal Collections less Additional Balances 160.039079
Investor Loss Amount Distributed to Investors 4.432332
Accelerated Principal Distribution Amount -4.332509
Credit Enhancement Draw Amount 0.00
Total Amount Distributed to Certificateholders (P & I) 169.215463
B. INVESTOR CERTIFICATE PRINCIPAL BALANCE
Beginning Investor Certificate Balance 256,379,902.41
Ending Investor Certificate Balance 176,310,451.56
Beginning Invested Amount 264,468,730.58
Ending Invested Amount 182,233,024.87
Investor Certificateholder Floating Allocation Percentage 94.9737% Pool Factor 0.3526209
Liquidation Loss Amount for Liquidated Loans      2,314,220.70
Unreimbursed Liquidation Loss Amount 0.00
C. POOL INFORMATION
Beginning Pool Balance 274,579,594.54
Ending Pool Balance 192,245,834.46
Servicing Fee      1,165,968.40
D. INVESTOR CERTIFICATE RATE
Investor Certificate Rate 1.648130%
LIBOR Rate 1.388130%
Maximum Rate 4.941447%
E. DELINQUENCY & REO STATUS
Delinquent 30-59 days
No. of Accounts 98
Trust Balances 3,177,494.86
Delinquent 60-89 days
No. of Accounts 31
Trust Balances 843,306.78
Delinquent 90+ days
No. of Accounts 103
Trust Balances 3,841,465.68
Delinquent 9+ Months
No. of Accounts 0
Trust Balances 0
REO
No. of Accounts 0
Trust Balances 0.00


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

(3)	A review of the activities of the Servicer during the
 period from January 1, 2002 to December 31, 2002 (the
 "Servicing Period") and of its performance under the Agreement has been made under our supervision.

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

IN WITNESS WHEREOF, the Servicer has caused this Certificate to be executed by athe undersigned duly authorized officers as of March 28, 2003.

	Bank One, National Association, as Servicer


	By:	/s/ Michael J. Grubb
	Name:	Michael J. Grubb
	Title:	First Vice President


	By:	/s/ Kim D. Greaves
	Name:	Kim D. Greaves
	Title:	Senior Vice President






       EXHIBIT 99.3 -- Report of Independent Auditors

Independent Accountants' Report

Board of Directors
Bank One, National Association (Columbus, Ohio):

We have examined management's assertion, included in the accompanying Assertion by Bank One, National Association (Columbus, Ohio) (the "Company"), that the Company complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002, insofar as that assertion relates to the Banc One HELOC Asset Backed Certificates Series 1999-1 (the "Certificates"). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards of the Certificates, during the year ended December 31, 2002, is fairly stated, in all material respects.

/s/ KPMG LLP

Columbus, Ohio
April 4, 2003


Assertion by Bank One, National Association (Columbus, Ohio)


As of and for the year ended December 31, 2002, Bank One, National Association (Columbus, Ohio) (the "Company") complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers solely as they relate to the Banc One HELOC Asset Backed Certificates Series 1999-1. As of and for this same period, the Company had in effect a fidelity bond policy in the amount of $50,000,000 and an errors and omissions policy in the aggregate amount of $100,000,000 and $1,000,000 per home equity loan.



/s/ Michael J. Grubb
Name: Michael J. Grubb
Title: First Vice President

/s/ Corrine M. Burger
Name: Corrine M. Burger
Title: Retail Controller and Sr. Vice President